Form 10-Q
period 2014-09-30
Radius Bancorp Inc.
filed 2014-12-18
CIK 1615368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-36727

RADIUS BANCORP INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0162505
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

One Harbor Street, Suite 201

Boston, Massachusetts 02210

(617) 482-4000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 17, 2014, there were 4,212,830 shares of the registrant’s common stock, par value $0.0001 per share outstanding.

Radius Bancorp Inc.

Form 10-Q

Index

Part I. Financial Information

Item 1. Financial Statements

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(Dollars in thousands except per share data)

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$19,805	$10,929
Securities available for sale, at fair value	75,240	78,676
Securities held to maturity (fair value of $24 at September 30, 2014 (unaudited) and $28 at December 31, 2013)	21	25
Loans held for sale (“LHFS”)	31,095	—
Loans, net of allowance for loan losses of $6,771 at September 30, 2014 (unaudited) and $6,812 at December 31, 2013	536,910	541,534
Federal Home Loan Bank of Boston (“FHLBB”) stock, at cost	5,744	5,744
Premises and equipment, net	2,662	2,955
Accrued interest receivable	1,763	1,925
Net deferred tax asset	4,064	5,015
Bank-owned life insurance (“BOLI”)	15,226	14,852
Prepaid expenses	816	535
Other real estate owned (“OREO”)	3,950	4,678
Other assets	2,503	2,236

Total assets	$699,799	$669,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$62,141	$127,330
Interest-bearing	515,123	391,588

Total deposits	577,264	518,918
Repurchase agreements	11,437	15,388
Advances from FHLBB	45,928	72,700
Subordinated debentures	3,242	3,242
Accrued interest payable	132	163
Mortgagors’ escrow accounts	685	302
Other liabilities	3,965	4,211

Total liabilities	642,653	614,924
STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.0001 per share; authorized 2,000,000 shares; outstanding 0 shares at September 30, 2014 (unaudited) and December 31, 2013	—	—
Common stock, par value, $0.0001 per share in 2013; authorized 10,000,000 shares; 4,223,070 shares issued and 4,212,830 shares outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	—	—
Additional paid-in capital	55,291	55,291
Treasury stock shares at cost, 10,240 common shares, including shares held in rabbi trust	(176)	(176)
Retained earnings (accumulated deficit)	1,385	(699)
Accumulated other comprehensive income (loss), net of tax	646	(236)

Total stockholders’ equity	57,146	54,180

Total liabilities and stockholders’ equity	$699,799	$669,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans	$5,918	$5,357	$17,127	$15,477
Taxable securities	404	394	1,277	1,365
Tax exempt securities	65	63	195	177
Other	8	5	25	21

Total interest and dividend income	6,395	5,819	18,624	17,040

Interest expense
Deposits	656	442	2,034	1,570
Borrowed funds	337	451	1,064	1,352
Subordinated debentures	104	104	311	307

Total interest expense	1,097	997	3,409	3,229

Net interest and dividend income	5,298	4,822	15,215	13,811
Provision for loan losses	200	—	250	350

Net interest and dividend income after provision for loan loss	5,098	4,822	14,965	13,461

Noninterest income
Deposit account service charges	32	34	99	114
Gain on sales of fixed assets, net	—	57	30	57
Gain on sales of loans, net	472	72	1,469	638
Loss on sale of OREO, net	—	—	(2)	—
Loan servicing fees	85	68	244	190
Income from bank owned life insurance	126	136	374	403
Other	57	43	182	198

Total noninterest income	772	410	2,396	1,600

Noninterest expense
Employee compensation and benefits	2,540	2,415	7,690	7,193
Occupancy	433	479	1,359	1,443
Professional services	526	423	1,132	1,092
Data processing	336	303	979	845
Advertising	157	392	406	835
Deposit insurance premiums	129	123	391	371
Director’s fees and travel	75	68	238	232
Travel and entertainment	83	49	238	159
Other real estate owned (“OREO”) expenses	60	3	818	3
Other	320	380	1,032	1,080

Total noninterest expense	4,659	4,635	14,283	13,253

Income before income taxes	1,211	597	3,078	1,808
Income tax expense	402	162	994	474

Net income	$809	$435	$2,084	$1,334

Basic earnings per share	$0.19	$0.10	$0.49	$0.32

Diluted earnings per share	$0.19	$0.10	$0.49	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$809	$435	$2,084	$1,334

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	(11)	(115)	1,399	(2,729)
Tax effect	2	(31)	(517)	1,118

Total other comprehensive income (loss)	(9)	(146)	882	(1,611)

Comprehensive income (loss)	$800	$289	$2,966	$(277)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity
Balance at January 1, 2013	$—	$—	$55,291	$(176)	$(2,716)	$1,722	$54,121
Net income	—	—	—	—	1,334	—	1,334
Comprehensive Income	—	—	—	—	—	(1,600)	(1,600)
Other					10	(10)	—

Balance at September 30, 2013	$—	$—	$55,291	$(176)	$(1,372)	$112	$53,855

Balance at January 1, 2014	$—	$—	$55,291	$(176)	$(699)	$(236)	$54,180
Net income	—	—	—	—	2,084	—	2,084
Comprehensive Income	—	—	—	—	—	882	882

Balance at September 30, 2014	$—	$—	$55,291	$(176)	$1,385	$646	$57,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands except per share data)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$2,084	$1,334
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	250	350
Depreciation	530	645
Net amortization of securities	245	263
Amortization of loan premiums	362	526
Gain on sale of SBA loans, net	(371)	(638)
Gain on sale of residential loans, net	(290)	—
Gain on sale of yacht loans, net	(809)	—
Gain on sale of fixed assets, net	(30)	(57)
Loss on sale and write down of OREO	652	—
Provision for deferred income taxes	572	200
Income from bank owned life insurance	(374)	(403)
Decrease (increase) in accrued interest receivable	162	361
Decrease (increase) in other assets, net	(686)	4,625
Increase in accrued interest payable	(31)	(125)
Increase (decrease) in other liabilities, net	(246)	88

Net cash provided by operating activities	2,020	7,169

Cash flows from investing activities
Purchases of securities available for sale	(2,967)	(6,644)
Proceeds from maturities and principal repayments of securities held to maturity	4	6
Principal repayments/maturities/calls of securities available for sale	7,557	15,747
Loans sold from portfolio	51,423	7,369
Loan originations, net of repayments	(47,155)	9,576
Loan purchases	(29,881)	(94,906)
Purchases of bank premises and equipment	(237)	(517)
Proceeds from disposal of bank premises and equipment	30	119
Proceeds from sales of FHLB stock	—	378
Proceeds from sale of OREO	76	—

Net cash (used in) investing activities	(21,150)	(68,872)

Cash flows from financing activities
Net increase (decrease) in deposits	58,346	(11,070)
Net increase (decrease) in repurchase agreements	(3,951)	2,681
Proceeds from FHLBB advances	—	45,499
Repayments of FHLBB advances	(26,772)	(5,000)
Increase (decrease) in mortgagors’ escrow accounts	383	(114)

Net cash provided by (used in) financing activities	28,006	31,996

Net change in cash and cash equivalents	8,876	(29,707)
Cash and cash equivalents, beginning of period	10,929	45,178

Cash and cash equivalents, end of period	$19,805	$15,471

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands except per share data)

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow information
Interest paid	$3,440	$3,354
Income taxes paid	1,195	165

Supplemental noncash disclosures
Transfer of loans to loans held for sale	$81,048	$33,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: On September 18, 2014, we changed our name from First Trade Union Bancorp Inc. to Radius Bancorp Inc., and the name of our wholly-owned bank from First Trade Union Bank to Radius Bank. Radius Bancorp, Inc., (the “Company”) was incorporated in July 2009 under the laws of the State of Delaware. The Company’s activity consists of owning and supervising its subsidiary, Radius Bank (the “Bank”) which is a full service bank. The Bank offers a variety of lending and deposit services to small businesses, a targeted group of constituents including union members and union organizations, as well as other consumers in certain Massachusetts and New York markets. The Bank is subject to competition from other financial institutions including commercial banks, savings banks, trust companies and other financial service providers. The Bank is a federally chartered stock savings bank with its headquarters located in Boston, Massachusetts. Under its charter, the Bank is subject to the regulations of, and periodic examination by, the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

Basis of Presentation of Interim Financial Statements: The consolidated financial information included herein as of and for the three and nine month periods ended September 30, 2014 and 2013 are unaudited. The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. All adjustments made were of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for the year ended December 31, 2013.

Use of Estimates: In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned and the fair value of financial instruments.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Radius Bank, and the Bank’s wholly-owned subsidiaries, Radius Security Corporation and Radius Organization Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications: Amounts reported for prior periods are reclassified as necessary to be consistent with the current-period presentation.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased, repurchase agreements and overnight advances.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale: Management generally does not originate loans with the intent to sell. Loans transferred to held for sale are transferred at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Certain loans are sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted for purchase premiums or discounts, net deferred loan origination costs and fees and an allowance for loan losses. Loan origination fees are offset with related direct incremental loan origination costs and the resulting net amount is deferred and amortized to interest income over the life of the associated loan using the level-yield method without anticipating prepayments.

For all loan classes, accrual of interest on loans and amortization of net deferred loan origination costs and fees is discontinued when collectability of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days or more. Loans that have matured and are current with respect to interest may remain on accrual status. Past due status is based on the contractual terms of the loan. When a loan is placed on non-accrual status, all income previously accrued but not collected is reversed against the current period’s income. Interest received on non-accrual loans is either applied against the principal balance or reported as income depending on management’s judgment as to the collectability of principal. Non-accrual loans are returned to accrual status when there no longer exists concern over collectability, the borrower has demonstrated, over time, both the intent and ability to repay the loan and the loan has been brought current.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Recognition is also given to the changing risk profile resulting from customer performance, results of ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

For all loan classes, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment for other types of loans is measured using the fair value of the collateral.

Commercial and commercial real estate loans over $100,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loans are classified as troubled debt restructurings when management grants, for economic or legal reasons related to the borrower’s financial condition, concessions to the borrower that the Bank would not otherwise consider. Generally, this occurs when the cash flows of the borrower are insufficient to service the loan under its original terms. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e., commercial, consumer). The classes used include multifamily real estate, residential real estate, commercial real estate, commercial and industrial, home equity, consumer, and construction and land.

Multifamily real estate and commercial real estate generally are larger than residential real estate loans and involve a greater degree of risk. Commercial and multifamily real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on the results of operations and management of the properties or underlying businesses, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these real estate loans makes them more difficult for management to monitor and evaluate.

Commercial and industrial lending generally involves greater risk than mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending. Although commercial and industrial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because equipment and other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial and industrial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Residential real estate and home equity lines of credit have as collateral a borrower’s primary residence, second home or investment property. The risk of loss on these loans would be due to collateral deficiencies due to market deterioration or location and condition of the property. The foreclosure process of a primary residence is usually the final course of action on these types of loans. Given our underwriting criteria and the volume and balance of the loans as compared to collateral, the risk in this portfolio segment is less than that of the other segments.

Consumer loans generally have shorter terms and higher interest rates than residential real estate loans. In addition, consumer loans expand the products and services we offer to better meet the financial services needs of our customers. Consumer loans generally involve greater credit risk than residential real estate loans because of the difference in the underlying collateral. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage to, loss of, or depreciation in the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower’s personal financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives (six to fifteen years) of the related assets. Amortization of leasehold improvements is provided over the shorter of the term of the related leases, after consideration of the likelihood of lease renewal options or the estimated useful life of the asset.

Federal Home Loan Bank of Boston (“FHLBB”) Stock: The Bank is a member of the FHLBB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

Income Taxes: Deferred tax assets and liabilities of the Company are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be realized or settled. The Company’s deferred tax asset is reviewed periodically and a valuation allowance, if needed, reduces the carrying amount of the deferred tax assets to the amount that can be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Bank-Owned Life Insurance (“BOLI”): The Bank has purchased life insurance policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of six types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These six types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company’s earnings. Dilutive securities consist of Bank shares held by a rabbi trust formed in connection with a deferred compensation plan. Earnings per share are restated for all stock splits through the date of issuance of the financial statements.

Loan Commitments and Related Financial Instruments: Financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Other Comprehensive Income (Loss): Comprehensive income (loss) is defined as all changes to equity except investments by and distributions to stockholders. Net income (loss) is a component of comprehensive income (loss), with all other components referred to in the aggregate as other comprehensive income (loss).

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Financial Instruments with Off-Balance Sheet Risk: The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit. Such instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the accompanying consolidated financial statements.

Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Company generally requires collateral to support such financial instruments in excess of the contractual amount of those instruments and, therefore, is in a fully secured position. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there in no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may requirement payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.

The amount of collateral obtained by the Company upon the extension of credit is based upon management’s credit evaluation of the customer and generally consists of real estate with estimated market values in excess of the commitment amount.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Newly Issued but Not Yet Effective Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the Accounting Standards Codification (ASC) is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) and creates a new Topic 606 – Revenue from Contracts with Customers. ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of securities available for sale at September 30, 2014 (unaudited) and December 31 2013 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2014 (Unaudited)
Corporate bonds	$10,198	$189	$(105)	$10,282
Municipal notes	7,920	410	(19)	8,311
U.S. Agency mortgage-backed securities	56,095	835	(283)	56,647

	$74,213	$1,434	$(407)	$75,240

December 31, 2013
Corporate bonds	$10,178	$150	$(153)	$10,175
Municipal notes	7,918	155	(258)	7,815
U.S. Agency mortgage-backed securities	60,953	691	(958)	60,686

	$79,049	$996	$(1,369)	$78,676

The amortized cost, gross unrecognized gains and losses, and fair value of securities held to maturity at September 30, 2014 (unaudited) and December 31 2013 are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2014 (Unaudited)
U.S. Agency mortgage-backed securities	$21	$3	$—	$24

December 31, 2013
U.S. Agency mortgage-backed securities	$25	$3	$—	$28

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SECURITIES  (Continued)

The fair value of debt securities and carrying amount, if different, at September 30, 2014 and December 31, 2013 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Held to Maturity		Available For Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
September 30, 2014 (Unaudited)
Due in one year or less	$—	$—	$—	$—
Due from one to five years	—	—	4,338	4,411
Due from five to ten years	—	—	6,828	6,957
Due after ten years	—	—	6,952	7,225
U.S. Agency mortgage-backed securities	21	24	56,095	56,647

Total	$21	$24	$74,213	$75,240

December 31, 2013
Due in one year or less	$—	$—	$—	$—
Due from one to five years	—	—	4,318	4,382
Due from five to ten years	—	—	6,578	6,566
Due after ten years	—	—	7,200	7,042
U.S. Agency mortgage-backed securities	25	28	60,953	60,686

Total	$25	$28	$79,049	$78,676

Securities with a fair value of $21,732,000 and $19,211,000 at September 30, 2014 (unaudited) and December 31, 2013, respectively, were pledged to secure repurchase agreements.

At September 30, 2014 (unaudited) and December 31, 2013, respectively, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SECURITIES  (Continued)

There were no sales of securities available for sale during the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013. Securities with unrealized losses at September 30, 2014 (unaudited) and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2014 (Unaudited)
U.S. Agency mortgage-backed securities	$7,967	$(47)	$9,279	$(236)	$17,246	$(283)
Municipal bonds	—	—	1,082	(19)	1,082	(19)
Corporate bonds	484	(16)	3,661	(89)	4,145	(105)

Total debt securities	$8,451	$(63)	$14,022	$(344)	$22,473	$(407)

December 31, 2013
U.S. Agency mortgage-backed securities	$26,958	$(831)	$3,699	$(127)	$30,657	$(958)
Municipal bonds	2,729	(258)	—	—	2,729	(258)
Corporate bonds	1,452	(48)	3,145	(105)	4,597	(153)

Total debt securities	$31,139	$(1,137)	$6,844	$(232)	$37,983	$(1,369)

Unrealized losses on bonds have not been recognized into income because the bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

Management has evaluated the securities as of September 30, 2014 (unaudited) and December 31, 2013, and has concluded that none of these securities have impairments that are other than temporary. In its evaluation, management considered the types of securities and their credit rating. Most of the unrealized loss is attributable to mortgage-backed securities. Management does not intend to and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS

The Company’s lending activities are conducted principally in Massachusetts and, to a lesser extent, New York. The Company originates commercial real estate, construction, residential mortgage, home equity, commercial and industrial, and consumer loans. The ability and willingness of borrowers to honor their repayment commitments are generally dependent on the level of overall economic activity in the borrower’s geographic areas and real estate values.

The composition of the loan portfolio at September 30, 2014 and December 31, 2013 is as follows:

	(Unaudited) September 30, 2014	December 31, 2013
	(Dollars in thousands)
Real Estate
Residential	$219,509	$257,483
Home equity lines of credit	6,414	7,242
Commercial	146,262	130,359
Multifamily	41,225	39,398
Construction and land	3,130	4,345
Commercial and industrial	66,143	56,165
Consumer	58,688	50,918

Gross loans	541,371	545,910

Net deferred origination fees and costs	2,310	2,436

	543,681	548,346
Allowance for loan losses	(6,771)	(6,812)

	$536,910	$541,534

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS (Continued)

The following tables represent the allocation of allowance for loan losses and the related loans (recorded investment) by loan portfolio segment disaggregated based on the impairment methodology at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Real Estate					Commercial and Industrial
	Residential	Home Equity	Commercial	Multifamily	Construction		Consumer	Unallocated	Total
September 30, 2014 (Unaudited)
Allowance for loan losses:
Individually evaluated for impairment	$276	$—	$—	$—	$—	$—	$—	$—	$276
Collectively evaluated for impairment	1,060	27	2,569	371	472	1,490	264	242	6,495

Balance at September 30, 2014	$1,336	$27	$2,569	$371	$472	$1,490	$264	$242	$6,771

Loans receivable:
Individually evaluated for impairment	$3,279	$244	$—	$—	$—	$257	$—	$—	$3,780
Collectively evaluated for impairment	218,146	6,170	146,185	41,200	3,096	65,756	59,348	—	539,901

Balance at September 30, 2014	$221,425	$6,414	$146,185	$41,200	$3,096	$66,013	$59,348	$—	$543,681

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$290	$—	$—	$—	$—	$—	$—	$—	$290
Collectively evaluated for impairment	1,770	138	1,933	257	367	1,744	203	110	6,522

Balance at December 31, 2013	$2,060	$138	$1,933	$257	$367	$1,744	$203	$110	$6,812

Loans receivable:
Individually evaluated for impairment	$2,871	$263	$—	$—	$—	$1,284	$—	$—	$4,418
Collectively evaluated for impairment	256,933	6,979	129,856	39,357	4,284	55,196	51,323	—	543,928

Balance at December 31, 2013	$259,804	$7,242	$129,856	$39,357	$4,284	$56,480	$51,323	$—	$548,346

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the Company’s allowance for loan losses by class of loans based on the most recent analysis performed for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Real Estate					Commercial
	Residential	Home Equity	Commercial	Multifamily	Construction	and Industrial	Consumer	Unallocated	Total
Three Months Ended September 30, 2014
Allowance for loan losses (unaudited)
Beginning Balance at July 1, 2014	$1,403	$28	$2,120	$305	$651	$1,806	$98	$358	$6,769
Charge-offs	(65)	—	—	—	—	(133)	—	—	(198)
Recoveries	—	—	—	—	—	—	—	—	—
Provision (credit) for losses	(2)	(1)	449	66	(179)	(183)	166	(116)	200

Total ending allowance balance at September 30, 2014	$1,336	$27	$2,569	$371	$472	$1,490	$264	$242	$6,771

Three Months Ended September 30, 2013
Allowance for loan losses (unaudited)
Beginning Balance at July 1, 2013	$2,134	$52	$2,538	$328	$80	$2,051	$159	$628	$7,970
Charge-offs	—	—	—	—	—	(1,200)	—	—	(1,200)
Recoveries	15	—	515	—	—	—	—	—	530
Provision (credit) for losses	556	232	(1,123)	179	199	544	35	(622)	—

Total ending allowance balance at September 30, 2013	$2,705	$284	$1,930	$507	$279	$1,395	$194	$6	$7,300

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS  (Continued)

	Real Estate					Commercial and Industrial
	Residential	Home Equity	Commercial	Multifamily	Construction		Consumer	Unallocated	Total
Nine Months Ended September 30, 2014
Allowance for loan losses (unaudited)
Beginning Balance at January 1, 2014	$2,060	$138	$1,933	$257	$367	$1,744	$203	$110	$6,812
Charge-offs	(65)	—	(9)	—	(89)	(149)	—	—	(312)
Recoveries	—	—	57	—	—	—	—	—	57
Reclass to off balance sheet liability	—	—	—	—	—	—	—	(36)	(36)
Provision (credit) for losses	(659)	(111)	588	114	194	(105)	61	168	250

Total ending allowance balance at September 30, 2014	$1,336	$27	$2,569	$371	$472	$1,490	$264	$242	$6,771

Nine Months Ended September 30, 2013
Allowance for loan losses (unaudited)
Beginning Balance at January 1, 2013	$2,654	$76	$2,486	$352	$239	$1,164	$50	$467	$7,488
Charge-offs	—	—	(19)	—	—	(1,200)	—	—	(1,219)
Recoveries	41	—	575	—	—	65	—	—	681
Provision (credit) for losses	10	208	(1,112)	155	40	1,366	144	(461)	350

Total ending allowance balance at September 30, 2013	$2,705	$284	$1,930	$507	$279	$1,395	$194	$6	$7,300

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS  (Continued)

The following table presents information related to impaired loans by class of loans as of and for the period ended September 30, 2014 unaudited and December 31, 2013. There was no interest income recognized or received on a cash basis related to these impaired loans for the three months and nine months ended September 30, 2014 (unaudited) or for the year ended December 31, 2013.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
		(in thousands)
September 30, 2014 (Unaudited)
With no related allowance recorded:
Real Estate
Residential	$1,960	$1,788	$—
Home equity lines of credit	303	244	—
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
Commercial and industrial	306	257	—
Consumer	—	—	—

	2,569	2,289	—
With an allowance recorded
Real Estate
Residential	$1,591	$1,491	$276
Home equity lines of credit	—	—	—
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—

	1,591	1,491	276

Total	$4,160	$3,780	$276

December 31,2013
With no related allowance recorded:
Real Estate
Residential	$1,623	$1,576	$—
Home equity lines of credit	323	263	—
Commercial			—
Multifamily	—	—	—
Construction and land	—	—	—
Commercial and industrial	2,800	1,284	—
Consumer	—	—	—

	4,746	3,123	—
With an allowance recorded
Real Estate
Residential	$1,481	$1,295	$290
Home equity lines of credit	—	—	—
Commercial	—	—	—
Multifamily	—	—	—
Construction and land	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—

	1,481	1,295	290

Total	$6,227	$4,418	$290

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS  (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loan as of September 30 (unaudited) and December 31, 2013:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	(Unaudited) September 30, 2014	December 31, 2013	(Unaudited) September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans
Real estate
Residential	$3,279	$2,871	$—	$—
Home equity lines of credit	244	263	—	—
Commercial	—	—	—	—
Multifamily	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	257	1,284	—	—
Consumer	—	—	—	—

	$3,780	$4,418	$—	$—

Troubled Debt Restructurings

At September 30, 2014 (unaudited) the Company had a recorded investment in troubled debt restructurings of $1,534,000. As of December 31, 2013 the Company had recorded investment in troubled debt restructurings of $1,308,000. The Company has allocated $46,000 of specific reserves for those loans at September 30, 2014 (unaudited), and $75,000 at December 31, 2013, and has committed to lend no additional amounts.

During the nine months ending September 30, 2014 (unaudited) and the year ended December 31, 2013, the terms of certain loans were modified as a troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from eighteen months to twenty-eight years. Modifications involving an extension of the maturity date were for a period of five years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2014 (unaudited):

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Residential	2	$285	$288

Total	2	$285	$288

The troubled debt restructuring described above increased the allowance for loan losses and charge-offs by $0 and $0, respectively, during the nine months ending September 30, 2014 (unaudited).

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS   (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2013:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings
Residential	1	$161	$161

Total	1	$161	$161

The troubled debt restructuring described above increased the allowance for loan losses and charge-offs by $0 and $0, respectively, during the year ending December 31, 2013.

There were five debt restructures in the residential real estate class for which there was a payment default during the nine months ending September 30, 2014. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The recorded investment of these troubled debt restructurings totaled $925,000 at September 30, 2014. These troubled debt restructurings resulted in an increase to the allowance for loan losses of $0 during the nine months ending September 30, 2014.

There were no defaults on trouble debt restructures during the year ended December 31, 2013.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS  (Continued)

The following table presents the recorded investment of past due and current loans by the loan portfolio class as of September 30, 2014 (unaudited) and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans Receivable
	(Dollars in thousands)
September 30, 2014 (Unaudited)
Real estate
Residential	$163	$183	$2,324	$2,670	$218,755	$221,425
Home equity lines of credit	—	7	237	244	6,170	6,414
Commercial	—	—	—	—	146,185	146,185
Multifamily	1,161	—	—	1,161	40,039	41,200
Construction and land	—	—	—	—	3,096	3,096
Commercial and industrial	—	153	257	410	65,603	66,013
Consumer	5	—	—	5	59,343	59,348

Total	$1,329	$343	$2,818	$4,490	$539,191	$543,681

December 31, 2013
Real estate
Residential	$967	$—	$2,871	$3,838	$255,966	$259,804
Home equity lines of credit	99	—	263	362	6,880	7,242
Commercial	3,482	—	—	3,482	126,374	129,856
Multifamily	—	—	—	—	39,357	39,357
Construction and land	—	—	—	—	4,284	4,284
Commercial and industrial	—	—	1,284	1,284	55,196	56,480
Consumer	1	1	—	2	51,321	51,323

Total	$4,549	$1	$4,418	$8,968	$539,378	$548,346

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS  (Continued)

The Bank categorizes loans into risk categories based on relevant information about the quality and realizable value of collateral, if any, and the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed whenever a credit is extended, renewed or modified, or when an observable event occurs indicating a potential decline in credit quality, and no less than annually for large balance loans (commercial loans with balances greater than $100,000). The Bank used the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligator or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment and liquidation of the debt. They are characterized by distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Normal payment from the borrower is in jeopardy, although loss of principal, while still possible, is not imminent.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2014 and December 31, 2013:

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2014 (Unaudited)
Real Estate
Residential	$218,146	$—	$3,279	$—	$221,425
Home equity lines of credit	6,170	—	244	—	6,414
Commercial	141,991	—	4,194	—	146,185
Multifamily	40,567	—	633	—	41,200
Construction and land	3,096	—	—	—	3,096
Commercial and industrial	65,401	355	257	—	66,013
Consumer	59,348	—	—	—	59,348

Total	$534,719	$355	$8,607	$—	$543,681

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – LOANS (Continued)

Credit Risk Profile by Internally Assigned Grades	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
December 31, 2013
Real Estate
Residential	$256,670	$—	$3,134	$—	$259,804
Home equity lines of credit	7,242	—	—	—	7,242
Commercial	126,094	3,482	280	—	129,856
Multifamily	38,714	643	—	—	39,357
Construction and land	4,284	—	—	—	4,284
Commercial and industrial	55,001	154	1,325	—	56,480
Consumer	51,323	—	—	—	51,323

Total	$539,328	$4,279	$4,739	$—	$548,346

Residential real estate, home equity lines of credit, and consumer loans are also monitored for credit quality based on aging status and payment activity.

NOTE 4 – DEPOSITS

Deposit accounts at September 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-interest bearing checking accounts	$62,141	$127,330
Interest bearing checking accounts	174,770	114,026
Money market accounts	74,045	90,553
Savings accounts	127,715	54,765
Certificates of deposit
Less than $100,000	13,331	18,679
$100,000 or greater	125,262	113,565

	$577,264	$518,918

At September 30, 2014, the scheduled maturities of certificates of deposit are as follows (dollars in thousands and unaudited):

From October 1, 2014 through December 31, 2014	$31,270
2015	72,009
2016	33,184
2017	1,001
2018	831
2019	298

$138,593

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – BORROWINGS

Advances from the FHLBB are as follows (dollars in thousands):

	(unaudited) September 30, 2014		December 31, 2013
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Term to maturity
Within one year	$15,928	0.29%	$42,700	0.85%
One to two years	10,000	4.35%	—	—
Two to three years	20,000	4.18%	10,000	4.35%
Three to four years	—	—	20,000	4.18%
Four to five years	—	—	—	—
Thereafter	—	—	—	—

Total	$45,928	2.87%	$72,700	2.25%

At September 30, 2014 (unaudited) and December 31, 2013, $30 million of advances, were callable at the discretion of the FHLBB. All of the advances are fixed rate advances.

The Bank is required to pledge, through a collateral agreement, certain assets to secure advances from the FHLBB. The Bank has pledged its FHLBB stock, mortgage loans on residential properties and mortgage-backed securities to meet this requirement. Such collateral totaled $284.8 million and $203.8 million at September 30, 2014 (unaudited) and December 31, 2013, respectively. The Bank’s unused borrowing capacity with the FHLBB was $154.5 million and $73.6 million at September 30, 2014 (unaudited) and December 31, 2013, respectively.

As a member of the FHLBB, the Bank is required to maintain a calculated level of stock ownership in the FHLBB equal to the sum of 0.35% of certain specified assets plus 4.5% of the Bank’s advances and certain other specified items.

Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLBB may, but is not obligated to, repurchase the stock prior to expiration of the five year redemption notice.

The Bank has an available line of credit with the FHLBB amounting to approximately $1.5 million as of September 30, 2014 (unaudited) and December 31, 2013. No borrowing on this line was outstanding at September 30, 2014 (unaudited) and December 31, 2013.

The Bank may obtain advances from the Federal Reserve Bank upon the security of certain commercial and consumer loans and certain of our mortgage-backed securities. Such collateral totaled $300.4 million at September 30, 2014 (unaudited) and $234.3 million at December 31, 2013. Based on available collateral, the Bank had access to Federal Reserve Bank advances of up to $166.6 million and $159.1 million as of September 30, 2014 (unaudited) and December 31, 2013, respectively. No borrowings under either of these lines were outstanding at September 30, 2014 (unaudited) or December 31, 2013.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – SUBORDINATED DEBENTURES

The Company issued $3.2 million in aggregate liquidation amount of 13% cumulative trust preferred securities (“TPS”), through its wholly-owned subsidiary, Radius Bancorp Capital Trust I. The TPS have a liquidation amount of $1,000 per security. The TPS mature in thirty years but are callable by the Company at par any time after December 22, 2014.

The Company issued $3.2 million of junior subordinated debentures (the “Debentures”) to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with current accounting guidance, the trust is not consolidated in the Company’s financial statements, but rather the Debentures are shown as a liability. The Debentures bear interest at a fixed rate equal to 13% and mature on December 31, 2039. Consistent with regulatory requirements, the interest payments may be deferred for up to five years, and are cumulative. The Debentures have the same prepayment provisions as the TPS.

The Debentures may be included in the Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.

NOTE 7 – EMPLOYEE BENEFIT PLANS

Incentive Plan: The Company maintains a performance-based incentive plan to reward certain employees who contribute to the profitability of the Bank. Payments under this plan are based upon performance results and other discretionary factors determined by the Board of Directors. For the three and nine months ending September 30, 2014 and 2013 (unaudited), the Company expensed $235,000, $224,000, $704,000 and $996,000, respectively, in connection with this plan.

Executive Shared Control Plan: This plan provides for the Company to fund the purchase of split-dollar life insurance policies owned by one current executive. The plan calls for the executive to be paid a monthly targeted retirement benefit for fifteen years. The Company’s interest in the policy is the premiums paid. If the value of the policy is sufficient to pay the executive their targeted retirement benefit, then any excess value is returned to the Company for reimbursement of the premiums paid. If the value of the policy is insufficient to pay the executive their targeted retirement benefit, the Company has no further obligation beyond the release of its interest in the policy.

Director and Officer Deferred Compensation Plan: The Company adopted a Director and Officer Deferred Compensation Plan in 2003. The purpose of the plan is to provide Directors and Officers of the Company with the ability to defer taxation of their fees and compensation to a later year, provide an incentive for them to achieve the Company’s long-range performance goals, and enable them to participate in the long-term growth of the Company through stock ownership. The purchase price of the stock is determined by book value or appraised value of the Company at the time of purchase. Shares are held by a rabbi trust during the period of deferral. No shares were purchased or cancelled in the nine months ended September 30, 2014 (unaudited), and year ended December 31, 2013. At September 30, 2014 (unaudited), 130 shares were held in the rabbi trust.

401(k) Plan: The Company sponsors a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Employees contribute to the plan through elective deferral. The Company makes contributions to the plan equal to 5% of the employee’s W-2 earnings wages. Additionally, when the Company generates net income, the Company will match 0.25% for every $250,000 in after-tax Bank earnings. The Company recorded approximately $114,000, $100,000, $342,000 and $300,000 of expense related to the plan in the three and nine months ended September 30, 2014 and 2013, respectively.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – EMPLOYEE BENEFIT PLANS (Continued)

Phantom Unit Plan: In 2012 the Bank adopted the Phantom Performance Unit Long-Term Incentive program, offering long-term incentive opportunity that is directly linked to the long-term performance of the Bank. All Directors and Officers are eligible to participate in the plan. Units are awarded based on the most recent fair value of Bank stock as determined by a third-party independent valuation. Units are then earned over a six-year performance period based on achievement of two distinct performance measures, each weighted at 50%. Participants must generally be employed at the end of the performance six-year cycle and at the time of payment. The Company issued 6,755 and 5,919 units in the three and nine months ended September 30, 2014 and 2013 (unaudited), and the Company recognized expense of $130,000, $84,000, $330,000 and $252,000, respectively. The total plan liability at September 30, 2014 (unaudited) and December 31, 2013 amounted to $829,000 and $499,000, respectively.

Deferred Incentive Plan: The Company has adopted the Radius Bancorp Inc. Deferred Incentive Plan for the benefit of certain employees and directors of the Company. Pursuant and subject to the Plan, the Company from time to time may grant shares of the Company’s common stock to the Recipients. The plan is accounted for as a liability plan in accordance with ASC 718-30 as the plan calls for cash settlement within 75 days of vesting. Compensation expense is recognized over the vesting period of the awards. The fair value of the stock was determined using the appraisal of value from an independent party. RRP shares fully vest on third full plan year after the grant date. There are no additional shares issuable at September 30, 2014 (unaudited) and December 31, 2013. Shares outstanding under the plan are 197 and 360 at September 30, 2014 (unaudited) and December 31, 2013, respectively. The liability for the plan amounted to $23,000 and $43,000 at September 30, 2014 (unaudited) and December 31, 2013, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation: In the normal course of business, the Company and the Bank are subject to various legal proceedings. Management has reviewed the nature of these legal proceedings with legal counsel. In the opinion of management, the ultimate disposition of these matters is not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

Reserve Requirement: The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based upon deposit levels and amounted to $15,704,000 and $7,151,000 at September 30, 2014 (unaudited) and December 31, 2013, respectively.

Collective Bargaining Agreement: The Bank’s non-management employees are covered by a collective bargaining agreement with Local #1445 of the United Food and Commercial Workers Union. The agreement expires on December 31, 2014 and will result in an estimated fourth quarter 2014 expense of approximately $184,000 in connection with termination of agreement.

NOTE 9 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements promulgated by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – REGULATORY CAPITAL REQUIREMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 and Total Capital to average assets. Management believes that as of September 30, 2014 (unaudited) and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

At September 30, 2014 (unaudited) and December 31, 2013, the most recent regulatory notifications categorized the Bank as well capitalized by regulatory definition. To be categorized as well capitalized the Bank must maintain minimum Tier 1, Tier 1 risk-based, and Total risk-based capital ratios as set forth in the table. There have been no events or conditions since the end of the year that management believes would change the Bank’s classification.

The following table summarizes the Bank’s regulatory capital amounts and ratios at September 30, 2014 and December 31, 2013.

			Regulatory Requirements
	Bank Actual		Minimum Capital		Classified as Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014 (Unaudited):
Tier 1 capital (to adjusted total assets)	$58,351	8.35%	$27,983	4.00%	$34,978	5.00%
Tier 1 risk-based capital (to risk-weighted assets)	58,351	12.67	18,419	4.00	27,629	6.00
Total risk-based capital (to risk-weighted assets)	64,120	13.92	36,839	8.00	46,048	10.00

As of December 31, 2013:
Tier 1 capital (to adjusted total assets)	$54,067	8.11%	$26,764	4.00%	$33,455	5.00%
Tier 1 risk-based capital (to risk-weighted assets)	54,067	12.33	17,539	4.00	26,308	6.00
Total risk-based capital (to risk-weighted assets)	59,565	13.58	35,077	8.00	43,846	10.00

Radius Bancorp, Inc. is not currently subject to prompt corrective action regulations. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. Recent regulation requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies. There is a five-year transition period from July 21, 2010, before the capital requirements will apply to savings and loan holding companies.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are six levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Securities: The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Assets taken in foreclosure of defaulted loans subject to non-recurring fair value measurement were $3,950,000 and $4,678,000 at September 30, 2014 and December 31, 2013, respectively.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of loan department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2014 (Unaudited)
Assets:
Corporate bonds	$—	$10,282	$—
Municipal notes	—	8,311	—
Agency Mortgage-backed securities	—	56,647	—
Derivatives	—	49	—
Liabilities:
Derivatives	—	49	—

December 31, 2013
Assets:
Corporate bonds	$—	$10,175	$—
Municipal notes	—	7,815	—
Agency Mortgage-backed securities	—	60,686	—
Derivatives	—	94	—
Liabilities:
Derivatives	—	94	—

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2014 (Unaudited)
Impaired loans:
Real estate loans
Residential	$—	$—	$1,663
Commercial and industrial loans	—	—	92
Other real estate owned:
Commercial real estate	—	—	3,950

December 31, 2013
Impaired loans:
Real estate loans
Residential	$—	$—	$1,149
Commercial and industrial loans	—	—	1,284

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Fair value	Valuation Technique(s)	Unobservable input(s)	Range (Weighted Average)
September 30, 2014 (unaudited)	(Dollars in thousands)
Impaired loans - residential real estate	$1,663	Broker Price Opinion/ Internal Evaluation	Adjustment by management to reflect current conditions/selling costs	20%	25%	(20%)
Impaired loans - commercial	$92	Appraisal	Adjustment by management to reflect current	—%	—%	(0%)
Other real estate owned- commercial	$3,950	Appraisal/ Internal Evaluation	Adjustment by management to reflect current conditions/selling costs	9%	9%	(9%)
December 31, 2013
Impaired loans - residential real estate	$1,149	Broker Price Opinion/ Internal Evaluation	Adjustment by management to reflect current conditions/selling costs	20%	25%	(20%)
Impaired loans - commercial	$1,284	Appraisal	Adjustment by management to reflect current conditions/selling costs	6%	10%	(6%)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,031,000, with a valuation allowance of $276,000 at September 30, 2014 (unaudited), resulting in a provision for loan loss of $0.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,723,000, with a valuation allowance of $290,000 at December 31, 2013, resulting in a provision for loan loss of $290,000.

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other real estate owned (“OREO”) is measured at fair value less costs to sell. The fair value of OREO at September 30, 2014 was $3,950,000 was determined based on a preliminary purchase and sale agreement less costs to sell. Total write down on this property was $650,000 for the nine months ended September 30, 2014.

The Company is required to provide supplemental financial statement disclosures of the estimated fair value of its financial instruments. Financial instruments include cash and cash equivalents, investment securities, loans, deposits, borrowings and certain off-balance sheet items such as loan commitments. Other assets significant to the Company, including bank premises and equipment, deferred tax assets, and BOLI are not considered financial instruments and are excluded from the fair value disclosures. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Carrying amount and estimated fair values of financial instruments were as follows:

	Fair Value Measurements at September 30, 2014 (Unaudited)
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$19,805	$19,805	19,805	—	—
Securities available for sale	75,240	75,240	—	75,240	—
Securities held to maturity	21	24	—	24	—
Loans, held for sale	31,095	31,399	—	31,399	—
Loans, net	536,910	530,822	—	—	530,822
Accrued interest receivable	1,763	1,763	—	215	1,548
Derivatives	49	49	—	49	—

Liabilities
Deposits	$577,264	$577,869	438,669	139,200	—
Repurchase agreements	11,437	11,437	—	11,437	—
Advances from FHLBB	45,928	47,992	—	47,992	—
Subordinated debentures	3,242	3,242	—	3,242	—
Accrued interest payable	132	132	—	132	—
Mortgagors’ escrow accounts	685	685	—	685	—
Derivatives	49	49	—	49	—

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$10,929	$10,929	10,929	—	—
Securities available for sale	78,676	78,676	—	78,676	—
Securities held to maturity	25	28	—	28	—
Loans, net	541,534	540,013	—	—	540,013
Accrued interest receivable	1,925	1,925	—	242	1,683
Derivatives	94	94	—	94	—

Liabilities
Deposits	$518,918	$519,545	386,674	132,871	—
Repurchase agreements	15,388	15,388	—	15,388	—
Advances from FHLBB	72,700	75,576	—	75,576	—
Subordinated debentures	3,242	3,242	—	3,242	—
Accrued interest payable	163	163	—	163	—
Mortgagors’ escrow accounts	302	302	—	302	—
Derivatives	94	94	—	94	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, not previously presented, for which it is practicable to estimate fair value.

Cash and Cash Equivalents: The fair values of these assets approximate their carrying amounts. (Level 1)

Loans Held for Sale (LHFS): LHFS are carried at the lower of cost or market, or at fair value. The fair value of LHFS is based on what secondary markets are currently offering for loans with similar characteristics. (Level 2)

Loans: The fair value of loans, except home equity and other variable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Bank’s historical experience, with repayments for each loan classification modified as required by an estimate of the effect of current economic and lending conditions. For home equity and other variable rate loans with a relatively short term to maturity and no change in credit quality since origination, fair value approximates the carrying amount. (Level 3)

FHLBB Stock: It was not practicable to determine the fair value of FHLBB stock due to restrictions placed on its transferability. (Level 2)

Accrued Interest Receivable and Payable: The fair values of accrued interest receivable and payable approximate their carrying amounts because of the short-term nature of these financial instruments. (Level 2 & Level 3)

Repurchase Agreements: The fair value of these liabilities approximate their carrying amounts. (Level 2)

Advances from FHLBB: Fair values for FHLBB advances are estimated based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered by the FHLBB for advances with similar maturities. (Level 2)

Subordinated Debentures: The fair value is based on current rates for similar financing, and approximates book value. (Level 2)

(Continued)

RADIUS BANCORP INC.

(F/K/A FIRST TRADE UNION BANCORP INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits and Mortgagors’ Escrow Accounts: The fair value of demand deposits, NOW, money market deposits, regular savings and escrow accounts is equal to the amount payable on demand with respect to deposits or expected to be paid in the near future with respect to mortgagors’ escrow accounts. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. (Level 1 & Level 2)

NOTE 11 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic
Net income	$809	$435	$2,084	$1,334
Weighted average common shares outstanding	4,212,700	4,212,700	4,212,700	4,212,700
Basic earnings per common share	$0.19	$0.10	$0.49	$0.32

Diluted
Net income	$809	$435	$2,084	$1,334

Weighted average common shares outstanding for basic earnings per common share	4,212,700	4,212,700	4,212,700	4,212,700
Add: Dilutive effects of employee deferred compensation shares	130	130	130	130

Average shares and dilutive potential common shares	4,212,830	4,212,830	4,212,830	4,212,830

Diluted earnings per common share	$0.19	$0.10	$0.49	$0.32

NOTE 12 – STOCK SPLIT

On August 7, 2014, the Company’s Board of Directors approved a resolution to restate the certificate of incorporation of the Company to effect a 10-for-1 stock split of its common and preferred shares. The stock split converted each share issued and outstanding into a block of ten shares. The accompanying consolidated financial statements give effect to the 10-for-1 split.

NOTE 13 – SUBSEQUENT EVENTS

On September 29, 2014, the Company filed a registration statement on Form S-1, as subsequently amended by amendment Nos. 1 and 2 (the “Registration Statement”) in preparation for an initial public offering of 5,000,000 shares of common stock by the Company and its current stockholders. The Registration Statement was declared went effective on November 5, 2014, however due to certain market conditions, the initial public offering did not price and accordingly, no shares of common stock were issued or sold at that time. The registration statement continues to remain effective, and the Company has postponed the offering temporarily and plans to conduct the offering in the future. The Company has incurred professional and other expenses associated with the offering of $1.1 million, which have been capitalized and are included in other assets in the consolidated balance sheet at September 30, 2014. If the offering is aborted, these expenses will be reflected through the statement of operations in the period in which the determination to abort the offering is made.

(Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2013, included in our registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) by Amendment No. 2 to Form S-1 on November 3, 2014 (the “Registration Statement”).

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	adverse changes to economic conditions in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in implementing our business strategy, particularly increasing or diversifying our loan portfolios and sources of deposit funding;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to maintain our asset quality even as we increase our lending;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by numerous factors, including commercial conditions in our market areas and by declines in the value of real estate in our market areas;

•	changes in consumer spending, borrowing and saving habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, or FASB, the SEC and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	our ability to forge affinity-based strategic marketing partnerships;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update or revise any of the forward-looking statements.

General

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through the Bank, the discussion and analysis relates to activities primarily conducted at the Bank.

Executive Overview

We are the holding company for Radius Bank, which is headquartered in Boston, Massachusetts. On September 18, 2014, we changed our name from First Trade Union Bancorp Inc. to Radius Bancorp Inc., and the name of our wholly-owned bank from First Trade Union Bank to Radius Bank. Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. We generate most of our revenue from interest on loans and investments and loan- and deposit-related fees. Our loan portfolio consists of a mix of commercial real estate, multi-family and construction, commercial and industrial, residential real estate and consumer loans (which are predominantly comprised of yacht loans). Our primary source of funding is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our pre-tax net income, net interest margin, efficiency ratio, return on average assets and return on average equity, earnings per share, and nonperforming assets to total assets, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios. The following table sets forth the key financial metrics we use to measure our performance.

	(unaudited)		(unaudited)
	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share amounts)	2014	2013	2014	2013
Pre-Tax Income	$1,211	$597	$3,078	$1,808
Net interest margin	3.13%	3.15%	3.03%	3.09%
Efficiency ratio (1)	76.75%	89.57%	81.24%	86.32%
Return on average assets (2)	0.46%	0.28%	0.40%	0.29%
Return on average common stockholders’ equity (2)	5.67%	3.27%	4.94%	3.30%
Basic earnings per share	$0.19	$0.10	$0.49	$0.32
Non-performing assets to total assets (3)	1.10%	1.36%	1.10%	1.36%

(1)	This measure is not recognized under U.S. GAAP and is therefore considered to be a non-U.S. GAAP financial measure. See “Selected Historical Consolidated Financial Data-Non-GAAP Financial Measures.”
(2)	Three and nine month data has been annualized.
(3)	Non-performing assets are defined as nonaccrual loans plus OREO.

Non-U.S. GAAP Financial Measures

“Efficiency ratio” is defined as non-interest expenses divided by operating revenue, which is equal to net interest income plus non-interest income excluding gains and losses on sale of securities. In our judgment, the adjustments made to operating revenue allow investors to better assess our operating expenses in relation to our core operating revenues by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

The efficiency ratio is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Efficiency Ratio
Non-interest expense (numerator)	$4,659	$4,635	$14,283	$13,253

Net interest income	5,298	4,822	15,215	13,811
Non-interest income	772	410	2,396	1,600
Less: gains on sales of fixed assets	—	(57)	(30)	(57)
Less: gains on sales of securities	—	—	—	—

Adjusted operating revenue (denominator)	$6,070	$5,175	$17,581	$15,354

Efficiency Ratio	76.75%	89.57%	81.24%	86.32%

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in our Registration Statement, as filed with the SEC on November 3, 2014.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total Assets. Total assets increased $30.7 million, or 4.6%, to $699.8 million at September 30, 2014 from $669.1 million at December 31, 2013. The increase in total assets was mainly driven by a $26.5 million increase in total loans and loans held for sale.

Loans. At September 30, 2014, gross loans and loans held for sale were $574.8 million, compared with $548.3 million at December 31, 2013. The $26.5 million, or 4.8%, increase in loans and loans held for sale was due primarily to growth in the commercial real estate, commercial and industrial and consumer portfolios partially offset by the sale of residential loans. Loan growth, adjusted for sales, was $76.4 million or 13.9%, for the nine months ended September 30, 2014. The increase in loans reflects our continued focus on strategic initiatives across all portfolio segments.

The following table sets forth the composition of our loan portfolio (including loans held for sale) at the dates indicated.

(dollars in thousands)	At September 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
Commercial	$68,398	11.95%	$56,165	10.29%
Commercial real estate	188,609	32.95%	169,757	31.10%
Commercial construction	3,130	0.55%	4,345	0.80%
Residential real estate	247,227	43.18%	257,483	47.15%
Home equity	6,414	1.12%	7,242	1.33%
Consumer	58,688	10.25%	50,918	9.33%

Total gross loans and loans held for sale	$572,466	100.00%	$545,910	100.00%

Deferred loan origination costs (fees), net	2,310		2,436

Total gross loans including deferred costs	574,776		548,346
Allowance for loan losses	(6,771)		(6,812)

Total loans, net of allowance for loan losses (1)	$568,005		$541,534

(1)	Includes loans held for sale of $31,095 at September 30, 2014 and $0 at December 31, 2013

Securities Available for Sale. Total securities available for sale declined by $3.5 million, or 4.4%, to $75.2 million at September 30, 2014 from $78.7 million at December 31, 2013. The decrease in the portfolio was primarily due to ordinary course paydowns during the nine months ended September 30, 2014 as we chose to invest in other higher yielding assets.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated, all of which were available for sale.

(Dollars in thousands)	At September 30, 2014		At December 31, 2013
Available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate bonds	$10,198	$10,282	$10,178	$10,175
Municipal notes	7,920	8,311	7,918	7,815
U.S. agency mortgage-backed securities	56,095	56,647	60,953	60,686

Total available for sale	$74,213	$75,240	$79,049	$78,676

At September 30, 2014 and December 31, 2013, we had $21 thousand and $25 thousand, respectively in securities held for maturity.

At September 30, 2014 and December 31, 2013, we had no investments in a single company or entity (other than the U.S. government or an agency of the U.S. government), including both debt and equity securities, that had an aggregate book value in excess of 10% of our equity.

Cash and Cash Equivalents. Cash and cash equivalents increased by $8.9 million, or 81.2%, to $19.8 million at September 30, 2014 from $10.9 million at December 31, 2013 due to an increase in deposits resulting in increased Federal Reserve Bank requirements.

Bank-Owned Life Insurance. The Company’s investment in bank-owned life insurance increased slightly during the first nine months of 2014 as a result of current period earnings on such policies. At September 30, 2014, the investment was $15.2 million, compared to $14.9 million at December 31, 2013.

Deposits. Total deposits increased by $58.4 million, or 11.3%, to $577.3 million at September 30, 2014 from $518.9 million at December 31, 2013. The increase in total deposits was primarily due to the growth in the savings and interest bearing checking products, which were offset by a decline in noninterest bearing checking products.

Borrowings. Total borrowings, consisting of advances from the FHLBB, decreased 36.8%, from $72.7 million at December 31, 2013 to $45.9 million at September 30, 2014. The decline was mainly due to the Company using a portion of the proceeds from loan sales completed over the previous nine months to paydown outstanding borrowings.

Equity. Total stockholders’ equity increased $2.9 million, or 5.4%, to $57.1 million at September 30, 2014 from $54.2 million at December 31, 2013 primarily due to growth in earnings.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013

General. The Company reported net income of $809 thousand for the three months ended September 30, 2014 compared to net income of $435 thousand for the three months ended September 30, 2013. For the first nine months of 2014, the Company reported net income of $2.1 million compared to net income of $1.3 million for the first nine months of 2013.

Earnings for the three months ended September 30, 2014 reflected stronger net interest and dividend income for the quarter, compared to the same period in 2013 due to the growth in earning assets. During the quarter end September 30, 2014, we sold approximately $16.1 million in 30 year fixed rate mortgages, primarily to manage our interest rate risk position, and $2.5 million of the guaranteed portion of SBA 7(a) program loans. Gain on sales of loans amounted to $472 thousand for the quarter ended September 30, 2014, compared to $72 thousand for the same period in 2013.

Non-interest expense for the three months ended September 30, 2014 of $4.7 million were basically flat compared to non-interest expenses of $4.6 million for the comparable period in 2013.

Average Balances and Yields

The following tables sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No tax equivalent yield adjustments have been made as the effect of such adjustments would not be material.

	For The Three Months Ended
	September 30, 2014			September 30, 2013
	(dollars in thousands)
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Interest-earning assets:
Investment securities (5)	$83,599	$469	2.24%	$91,473	$457	2.00%
Loans receivable (2) (3)	577,759	5,918	4.10%	510,051	5,357	4.20%
Federal funds sold and interest- bearing deposits with banks	16,371	8	0.20%	9,937	5	0.20%

Total interest-earning assets	677,729	6,395	3.77%	611,461	5,819	3.81%
Allowance for loan losses	(6,852)			(8,287)
Non-interest earning assets	30,536			28,189

Total assets	$701,413			$631,363

Interest-bearing liabilities:
Interest-bearing Checking, Money Market, Savings	$378,363	350	0.37%	$265,223	168	0.25%
Time deposits	144,044	306	0.85%	101,724	274	1.08%

Total interest-bearing deposits	522,407	656	0.50%	366,947	442	0.48%

Borrowings	42,617	335	3.14%	69,227	446	2.58%
Repurchase agreements	12,516	2	0.06%	13,664	5	0.15%
Junior subordinated debentures	3,242	104	12.83%	3,242	104	12.83%

Total interest-bearing liabilities	580,782	1,097	0.76%	453,080	997	0.88%
Non-interest-bearing deposits	59,336			119,882
Other liabilities	4,203			5,148
Stockholders’ equity	57,092			53,253

Total liabilities and stockholders’ equity	$701,413			$631,363

Net interest income/interest rate spread		$5,298	3.01%		$4,822	2.93%

Net interest margin (4)			3.13%			3.15%

(1)	Average balances are calculated on amortized cost.
(2)	Loans receivable includes loans, loans held for sale and nonaccruing loan balances. Interest includes loan fee income and interest received on nonaccruing loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Investment securities average balance include FHLB stock and other equity securities without readily determinable fair values included on the balance sheet in other assets.

	For The Nine Months Ended
	September 30, 2014			September 30, 2013
	(dollars in thousands)
	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Interest-earning assets:
Investment securities (5)	$84,821	$1,472	2.31%	$96,289	$1,542	2.14%
Loans receivable (2) (3)	568,291	17,127	4.02%	485,564	15,477	4.25%
Federal funds sold and interest- bearing deposits with banks	16,189	25	0.21%	13,809	21	0.20%

Total interest-earning assets	669,301	18,624	3.71%	595,662	17,040	3.81%
Allowance for loan losses	(6,954)			(7,906)
Non-interest earning assets	31,107			28,822

Total assets	$693,454			$616,578

Interest-bearing liabilities:
Interest-bearing Checking, Money Market, Savings	$344,252	1,034	0.40%	$264,899	565	0.28%
Time deposits	154,183	1,000	0.86%	118,496	1,005	1.13%

Total interest-bearing deposits	498,435	2,034	0.54%	383,395	1,570	0.55%

Borrowings	43,943	1,055	3.20%	58,004	1,338	3.08%
Repurchase agreements	13,258	9	0.09%	11,859	14	0.16%
Junior subordinated debentures	3,242	311	12.79%	3,242	307	12.63%

Total interest-bearing liabilities	558,878	3,409	0.81%	456,500	3,229	0.94%
Non-interest-bearing deposits	74,130			101,325
Other liabilities	4,205			4,888
Stockholders’ equity	56,241			53,865

Total liabilities and stockholders’ equity	$693,454			$616,578

Net interest income/interest rate spread		$15,215	2.90%		$13,811	2.87%

Net interest margin (4)			3.03%			3.09%

(1)	Average balances are calculated on amortized cost.
(2)	Loans receivable includes loans, loans held for sale and nonaccruing loan balances. Interest includes loan fee income and interest received on nonaccruing loans.
(3)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.
(5)	Investment securities average balance include FHLB stock and other equity securities without readily determinable fair values included on the balance sheet in other assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest and dividend income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended September 30, 2014 versus 2013			For the Nine Months Ended September 30, 2014 versus 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change in Average			Due to Change in Average
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Investment securities	$(28)	$40	$12	$(235)	$165	$(70)
Loan receivable	690	(129)	561	2,426	(776)	1,650
Federal funds sold and interest-bearing deposits with banks	3	(0)	3	4	0	4

Total interest income	$664	$(88)	$576	$2,193	$(609)	$1,584

Interest Expense:
Interest-bearing checking, money market, savings	$88	$94	$182	$198	$271	$469
Time deposits	65	(33)	32	(23)	18	(5)
Borrowings	(260)	149	(111)	(340)	57	(283)
Repurchase agreements	(0)	(3)	(3)	2	(7)	(5)
Junior subordinated debentures	—	—	—	—	4	4

Total interest expense	(108)	208	100	(163)	343	180

Net interest income	$771	$(295)	$476	$2,356	$(952)	$1,404

Net Interest and Dividend Income. Net interest and dividend income was $5.3 million in the third quarter of 2014, up $476 thousand, or 9.9%, from $4.8 million in the third quarter of 2013. Net interest margin declined slightly to 3.13% in the third quarter of 2014 from 3.15% in the third quarter of 2013. The increase in interest income was primarily the result of higher loan income due to increased loan volumes in targeted categories. The average balance of loans and loans held for sale during the three months ended September 30, 2014 increased $67.7 million, or 13.3%, to $577.8 million from $510.1 million for the three months ended September 30, 2013, while the average yield on loans decreased by 10 basis points to 4.10% for the three months ended September 30, 2014 from 4.20% for the three months ended September 30, 2013. The decline in yield is primarily due to the general level of interest rates. The average balance of investment securities decreased $7.9 million, or 8.6%, to $83.6 million for the three months ended September 30, 2014 from $91.5 million for the three months ended September 30, 2013, and the yield on investment securities increased by 24 basis points to 2.24% for the three months ended September 30, 2014 from 2.00% for the three months ended September 30, 2013.

Compared to the first nine months of 2013, net interest and dividend income increased $1.4 million, or 10.1%, to $15.2 million for the first nine months of 2014.

Interest and Dividend Income. Interest and dividend income increased $576 thousand, or 9.9%, to $6.4 million for the three months ended September 30, 2014 from $5.8 million for the three months ended September 30, 2013. Interest and fees on loans grew $561 thousand, or 10.5%, to $5.9 million in the three months ended September 30, 2014 from $5.4 million in the third quarter of 2013 as average loans and loans held for sale grew $67.7 million from a year ago. Loan yield decreased to 4.10% for the three months ended September 30, 2014 from 4.20% for the three months ended September 30, 2013

Compared to the first nine months of 2013, interest and dividend income increased $1.6 million, or 9.4%, to $18.6 million for the first nine months of 2014. Interest and fees on loans grew $1.6 million, or 10.3%, to $17.1 million in the nine months ended September 30, 2014 from $15.5 million in the first nine months of 2013 as average loans and loans held for sale grew $82.7 million from a year ago. The impact of a higher level of loans was partially offset by a decline in loan yield to 4.02% in the first nine months of 2014 from 4.25% in the first nine months of 2013.

Interest Expense. Interest expense increased $100 thousand, or 10.0%, to $1.1 million for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013. Interest expense on deposits grew by $214 thousand, or 48.4%, due to an increase of $155.5 million, or 42.4%, in the average balance of interest-bearing deposits to $522.4 million in the third quarter of 2014. The rate paid on interest-bearing deposits increased by 2 basis points to 0.50% for the three months ended September 30, 2014 from 0.48% for the three months ended September 30, 2013. Interest expense on borrowings declined $111 thousand, or 24.9%, to $335 thousand for the three months ended September 30, 2014 from $446 thousand for the three months ended September 30, 2013. The decline was due to a decline of $26.6 million, or 38.4%, in the average balance of borrowings to $42.6 million in the third quarter of 2014 as the pay down of some short-term borrowings with a portion of proceeds from loan sales was offset by an increase in borrowings to support loan growth. The cost of borrowings increased to 3.14% in the third quarter of 2014, up from 2.58% in the third quarter of 2013.

Compared to the first nine months of 2013, interest expense increased $180 thousand, or 5.57%, to $3.4 million for first nine months of 2014. The comparison of interest expense in the nine month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased by $464 thousand, or 29.6% as average interest bearing deposits grew by $115.0 million or 30.0%. This was slightly offset by a small decline in rate on interest bearing deposits by 1 basis point, to 0.54% for the nine months ended September 30, 2014 from 0.55% for the nine months ended September 30, 2013. Interest expense on borrowings decreased $283 thousand, or 21.2%, to $1.1 million for the first nine months of 2014 primarily due to a $14.1 million decrease in average borrowings period-over-period.

Provision for Loan Losses. Based on our analysis of the components of the allowance for loan losses described in “Risk Management-Allowance for Loan Losses,” we recorded a provision for loan losses of $250 thousand for the nine months ended September 30, 2014, compared to a provision of $350 thousand for the nine months ended September 30, 2013. The allowance for loan losses was $6.8 million, or 1.25% of total loans at September 30, 2014, and reflects the reduction in non-performing loans as well as the transfer of $31.1 million of loans to loans held for sale. This compares to $6.8 million, or 1.25% of total loans at December 31, 2013. Total nonperforming loans, excluding performing troubled debt restructurings, were $3.8 million at September 30, 2014 compared to $4.4 million at December 31, 2013. The allowance for loan losses reflects the amount we believe to be appropriate to cover probable incurred losses inherent in the loan portfolio at September 30, 2014 and 2013.

Noninterest Income. Noninterest income of $772 thousand for the three months ended September 30, 2014, increased $362 thousand, or 88.3% from $410 thousand for the third quarter of 2013. The increase is primarily attributed to an increase in gains from the sale of residential and SBA loans. Noninterest income increased $796 thousand, or 49.8%, from the first nine months of 2013 to $2.4 million in the first nine months of 2014. The increase in noninterest income was mainly due to the same factors described above that contributed to the increase in the quarterly comparison including gains from the sale of residential and SBA loans, as well as yacht loans.

Noninterest Expense. Noninterest expense was $4.7 million in the third quarter of 2014, up $24 thousand, or 0.5%, from the third quarter of 2013. The increase in noninterest expense was mainly due to increases in salaries and employee benefits, professional fees and OREO expenses of $125, $103 and $57 thousand, respectively, which was partially offset by a decline in advertising expense of $235 thousand. For the first nine months of 2014, noninterest expense was $14.3 million, up $1.0 million or 7.5%, from the first nine months of 2013. The increase primarily reflected an increase in other real estate owned expense of $815 thousand, mainly due to a write-down on OREO, and an increase in salaries and employee benefits expense of $497 thousand, offset by a decrease in advertising expense.

Income Tax Provision. The Company recorded an income tax expense of $402 thousand in the third quarter of 2014 and had an effective tax rate in the quarter of 33.2%, compared to income tax expense of $162 thousand and an effective tax rate of 27.1% for the third quarter of 2013. For the first nine months of 2014, the Company recorded income tax expense of $994 thousand and had an effective tax rate of 32.3%. For the first nine months of 2013, the Company recorded income tax expense of $474 thousand and had an effective tax rate of 26.2%. Taxable income increased while tax-exempt income from municipal investments and bank owned life insurance remained relatively constant, causing the change in effective tax rate.

Asset Quality

Special Mention and Classified Assets. Federal regulations require us to review and classify assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are four classifications for problem assets: special mention, substandard, doubtful and loss. We categorize loans into these risk categories based on relevant information about the ability of borrowers and, if appropriate, guarantors to service their debts, and the quality and realizable value of collateral. We analyze loans through quarterly asset quality reviews based on observable risk criteria such as overdrafts, late payments, financial performance and collateral valuations.

“Substandard assets” are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged. As such they have a well-defined weakness that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have all the weaknesses inherent in substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies an asset as substandard or doubtful, a specific allowance for probable and reasonably estimable loan losses is established. If management classifies an asset as loss, an amount equal to 100% of the portion of the asset classified loss is charged to the allowance for loan losses.

The following table sets forth the amounts of our assets designated as special mention and criticized loans (classified loans and loans designated as special mention) as of the dates indicated.

	As of	As of
	September 30,	December 31,
(dollars in thousands)	2014	2013
Classified assets:
Substandard	$12,557	$9,417
Doubtful	—	—
Loss	—	—

Total classified assets	12,557	9,417

Special mention assets	355	4,279

Total classified and special mention assets	$12,912	$13,696

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	At September 30, 2014 Loans Delinquent For:				At September 30, 2014
	30-89 Days		90 Days or more		Total Delinquent Loans
(dollars in thousands)	Amount	% of Total Delinquent Loans 30 - 89 Days	Amount	% of Total Delinquent Loans 90 Days or more	Amount	% of Total Delinquent
Commercial	$153	9.2%	$257	9.1%	$410	9.1%
Commercial real estate	1,161	69.4%	—	0.0%	1,161	25.9%
Commercial construction	—	0.0%	—	0.0%	—	0.0%
Residential real estate	346	20.7%	2,324	82.5%	2,670	59.5%
Home equity	7	0.4%	237	8.4%	244	5.4%
Consumer	5	0.3%	—	0.0%	5	0.1%

Total	$1,672	100%	$2,818	100%	$4,490	100%

	At December 31, 2013 Loans Delinquent For:				At December 31, 2013
	30-89 Days		90 Days or more		Total Delinquent Loans
	Amount	% of Total Delinquent Loans 30 - 89 Days	Amount	% of Total Delinquent Loans 90 Days or more	Amount	% of Total Delinquent
(dollars in thousands)
Commercial	$—	0.0%	$1,284	29.0%	$1,284	14.3%
Commercial real estate	3,482	76.5%	—	0.0%	3,482	38.8%
Commercial construction	—	0.0%	—	0.0%	—	0.0%
Residential real estate	967	21.3%	2,871	65.0%	3,838	42.9%
Home equity	99	2.2%	263	6.0%	362	4.0%
Consumer	2	0.0%	—	0.0%	2	0.0%

Total	$4,550	100%	$4,418	100%	$8,968	100%

Total loans 30 or more days past due decreased $4.5 million or 49.9%, to $4.5 million at September 30, 2014 from $9.0 million at December 31, 2013 , reflecting an decrease of $1.6 million in loans 90 days or more past due and an decrease of $2.9 million in loans 30 to 89 days past due.

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated.

(dollars in thousands )	At September 30 , 2014	At December 31, 2013
Nonaccrual loans:
Commercial	$257	$1,284
Residential real estate	3,279	2,871
Home equity	244	263

Total nonaccrual loans	3,780	4,418
Other real estate owned	3,950	4,678

Total non-performing assets (1)	$7,730	$9,096

Performing troubled debt restructured loans	$—	$387

Nonaccrual loans to total loans	0.70%	0.81%
Nonaccrual loans and loans past due 90 days and still accruing to total loans	0.70%	0.81%
Non-performing assets to total assets (1)(2)	1.10%	1.36%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.10%	1.42%
Total Loans (2)	$541,371	$545,910

Total Assets	$699,799	$669,104

(1)	Non-performing assets are defined as nonaccrual loans plus OREO.
(2)	Loans, excluding loans held for sale, are presented before allowance for loan losses and do not include deferred loan origination costs (fees).

Non-performing assets decreased to $7.7 million, or 1.10% of total assets, at September 30, 2014 from $9.1 million, or 1.36% of total assets, at December 31, 2013 due to the resolution and pay-off of a non-performing commercial loan in the third quarter of 2014.

Allowance for Loan Losses. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$6,769	$7,970	$6,812	$7,488

Provision charged to operating expenses	200	—	250	350

Recoveries of loans previously charged-off:
Commercial, commercial real estate, multifamily, construction	—	515	57	640
Consumer	—	—	—	—
Residential	—	15	—	41

Total recoveries	—	530	57	681

Loans charged-off:
Commercial, commercial real estate, multifamily, construction	(133)	(1,200)	(247)	(1,219)
Consumer	—	—	—	—
Real estate	(65)	—	(65)	—

Total charge-offs	(198)	(1,200)	(312)	(1,219)

Net charge-offs (recoveries)	(198)	(670)	(255)	(538)

Other	—	—	(36)	—

Balance at end of period	$6,771	$7,300	$6,771	$7,300

Net charge-offs to average loans outstanding (annualized)	0.05%	0.18%	0.06%	0.15%

Allowance for loan losses to period-end loans (1)	1.25%	1.34%	1.25%	1.34%

(1)	Period end loans comprised of gross loans excluding loans held for sale and do not include deferred origination costs and fees.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	As of September 30, 2014			As of December 31, 2013
(dollars in thousands)	Amount	% of ALL	% of Total Loans in Category	Amount	% of ALL	% of Total Loans in Category
Commercial	$1,490	22.0%	12.2%	$1,744	25.6%	10.3%
Commercial real estate	2,940	43.4%	34.6%	2,190	32.2%	31.1%
Commercial construction	472	7.0%	0.6%	367	5.4%	0.8%
Residential real estate	1,336	19.7%	40.6%	2,060	30.2%	47.2%
Home equity	27	0.4%	1.2%	138	2.0%	1.3%
Consumer	264	3.9%	10.8%	203	3.0%	9.3%
Unallocated	242	3.6%	—	110	1.6%	—

Total	$6,771	100.0%	100%	$6,812	100.0%	100%

Management of Market Risk

Net Interest Income Analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, under a range of interest rate ramp and shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

As of September 30, 2014, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	-6.5%
-100	-0.2%

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at September 30, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 6.5% decrease in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.2% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2014 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 24.7% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 3.7% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above are within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) the objectives of our interest-rate risk and investment policies and (5) the risk tolerance of management and our board of directors.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.0 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of loan originations and purchases, net of repayments and proceeds from sales as well as purchases of and proceeds from the sale, maturities/calls, and principal repayments of securities available for sale was $(21.2) million and $(68.9) million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, repurchase agreements and FHLB advances, was $28.0 million and $32.0 million for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital of $58.4 million, or 8.35% of adjusted total assets, which is above the required level of $35.0 million, or 5.00% of adjusted total assets, and total risk-based capital of $64.1 million, or 13.92% of risk-weighted assets, which is above the required level of $46.1 million, or 10.00% of risk-weighted assets.

At the holding company level, our primary sources of liquidity are dividends from the Bank, investment income and net proceeds from investment sales, borrowings and capital offerings. The main uses of liquidity are the payment of principal and interest to holders of our junior subordinated debentures and purchases of available for sale securities. There are certain restrictions on the payment of dividends by the Bank to us. At September 30, 2014, there were $4.0 million of retained earnings available for the payment of dividends by the Bank. The Bank has not paid any dividends to us in the first nine months of 2014, and paid us $550 thousand in dividends during the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

For a summary of risk factors relevant to our operations, see the section titled “Risk Factors” in our Registration Statement filed with the SEC on November 3, 2014. There are no material changes in the risk factors relevant to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Radius Bancorp Inc.*

3.2	Bylaws of Radius Bancorp Inc.*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-199014).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS BANCORP, INC.

Date: December 18, 2014	By:	/s/ Michael Butler
Michael Butler
President and Chief Executive Officer

Date: December 18, 2014	By:	/s/ James Malerba
James Malerba
Executive Vice President and Chief Financial Officer